Form 10-K
period 2005-12-31
CSFB COMMERCIAL MORT PASS THR CERT 2005 C3
filed 2006-03-30
CIK 1330196

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-121904-03


        Credit Suisse First Boston Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates,
        Series 2005-C3

     (Exact name of registrant as specified in its charter)


   New York                                         54-2176737
  (State or other jurisdiction of                   54-2176738
  incorporation or organization)                    54-6671922
                                                    (I.R.S. Employer
                                                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the pooling and servicing agreement (the "Trust"), the Trustee, the Master Servicers, the Special Servicers or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 46.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) LNR Partners, Inc., as Special Servicer <F1>
      b) Midland Loan Services, Inc., as Master Servicer <F1>
      c) National Consumer Cooperative Bank, as Special Servicer <F1>
      d) NCB, FSB, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) LNR Partners, Inc., as Special Servicer <F1>
      b) Midland Loan Services, Inc., as Master Servicer <F1>
      c) National Consumer Cooperative Bank, as Special Servicer <F1>
      d) NCB, FSB, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) LNR Partners, Inc., as Special Servicer <F1>
      b) Midland Loan Services, Inc., as Master Servicer <F1>
      c) National Consumer Cooperative Bank, as Special Servicer <F1>
      d) NCB, FSB, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corp.
    Commercial Mortgage Pass-Through Certificates,
    Series 2005-C3
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage Securities Corp., as Depositor

  By:     Anand Gajjar, Vice President

  By: /s/ Anand Gajjar, Vice President

  Dated: March 29, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Anand Gajjar, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Trustee by the master servicers and special servicers under the pooling and servicing agreement is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicers and special servicers under the pooling and servicing agreement and based upon my knowledge and the annual compliance review required under the pooling and servicing agreement, and except as disclosed in the reports, the master servicers and special servicers have fulfilled their obligations under the pooling and servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the master servicers' or special servicers' compliance with the minimum servicing standards, based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard, as set forth in the pooling and servicing agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: LNR Partners, Inc. as Special Servicer, Midland Loan Services, Inc. as Master Servicer, National Consumer Cooperative Bank as Special Servicer, NCB, FSB as Master Servicer and Wells Fargo Bank, N.A. as Trustee.

     Date: March 29, 2006

     /s/ Anand Gajjar
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 3900
  200 South Biscayne Boulevard
  Miami, Florida 33131-5313

* Phone: (305) 358-4111
  www.ey.com



Report of Independent Certified Public Accountants

To LNR Partners, Inc.

We have examined management's assertion, included herein, that LNR Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ Ernst & Young LLP


March 3, 2006





A Member Practice of Ernst & Young Global

[PAGE]

Mortgage Bankers Association of America

Uniform Single Attestation Program for Mortgage Bankers

Minimum Servicing Standards Applicable to
LNR Partners, Inc. as Special Servicer for

CSFB 2005-C3


                                                                                                 Not
Minimum Servicing Standards                                                    Applicable     Applicable

I.   Custodial Bank Accounts

     1. Reconciliations shall be prepared on a monthly basis for all
        custodial bank accounts and related bank clearing accounts.                               X

     2. Funds of the servicing entity shall be advanced in cases where
        there is an overdraft in an investor's or a mortgagor's account.                          X

     3. Each custodial account shall be maintained at a federally
        insured depository institution in trust for the applicable                                X
        investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to
        the mortgagor within thirty (30) calendar days of payoff of the                           X
        mortgage loan.

II.  Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank
        accounts and related bank clearing accounts within two                                    X
        business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's
        loan documents shall be posted to the applicable mortgagor                                X
        records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest,
        insurance, taxes or other escrow items in accordance with the              X
        mortgagor's loan documents.


     4. Mortgage payments identified as loan payoffs shall be
        allocated in accordance with the mortgagor's loan documents.               X





1

[PAGE]

                                                                                                 Not
Minimum Servicing Standards                                                    Applicable     Applicable

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor
        or investor shall be made only by authorized personnel.                                   X

     2. Disbursements made on behalf of mortgagor or investor shall be
        posted within two business days to the mortgagor's or investor's                          X
        records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax
        bills and insurance premium notices, respectively, provided that                          X
        such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from
        the servicing entity's funds and not charged to the mortgagor,                            X
        unless the late payment was due to the mortgagor's error or omision.

     5. Amounts remitted to investors per the servicer's investor reports
        shall agree with canceled checks, or other form of payment, or                            X
        custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent
        unauthorized access.                                                                      X

IV.  Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with or reconcile to investos' records on a monthly basis as to the total
        unpaid principal balance and number of loans serviced by the               X
        servicing entity.

V.   Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or
        reconcile to, the records of mortgagors with respect to the unpaid                        X
        principal balance on a monthly basis.

     2. Adjustments on ARM loans shall be computed based on the
        related mortgage note and any ARM rider.                                                  X

     3. Escrow accounts shall be analyzed, in accordance with the
        mortgagor's loan documents, on at least an annual basis.                                  X



2

[PAGE]

                                                                                                 Not
Minimum Servicing Standards                                                    Applicable     Applicable

V.   Mortgagor Loan Accounting (continued)

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A
        compilation of state laws relating to the payment of interest on                          X
        escrow accounts may be obtained through the MBA's FAX ON
        DEMAND service. For more information, contact MBA.)

VI.  Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in
        monitoring delinquent loans including, for example, phone calls,           X
        letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or
        unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the
        amount of coverage represented to investors in management's                X
        assertion.





3





  EX-99.1 (b)
(logo)Deloitte

Deloitte & Touche LLP
Suite 3300
1100 Walnut Street
Kansas City, MO 64106
USA

Tel: +1 816 474 6180
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion that Midland Loan Services, Inc. ("MLS"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 17, 2006. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.

In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP

February 17, 2006



Member of
Deloitte Touche Tohmatsu


[PAGE]

(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1





  EX-99.1 (c)
(logo) BKD LLP


Independent Accountant's Report


Board of Directors
National Cooperative Bank
Washington, DC


We have examined management's assertion about NCB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000 as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000, respectively, as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ BKD, LLP
Indianapolis, Indiana
January 20, 2006


201 N. Illinois Street, Suite 700   P.O. Box 44998   Indianapolis, IN 46244-0998
317 383-4000  Fax 317 383-4200

bkd.com

Beyond Your Numbers

(logo) A member of
Moores Rowland International





  EX-99.1 (d)
(logo) BKD LLP


Independent Accountant's Report


Board of Directors
NCB, FSB
Hillsboro, Ohio


We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000 as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $10,000,000, respectively, as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ BKD, LLP


January 20, 2006





201 N Illonis Street, Suite 700 P.O. Box 44998  Indianapolis, IN 46244-0998
317 383-4000   Fax 317 383-4200


bkd.com

Beyond Your Numbers

(logo) A member of
Moons Rowland International





  EX-99.2 (a)
(logo)LNR
 Partners, Inc.


March 13, 2006


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Corporate Trust Office
           CS First Boston, Series 2005-C3

Re: Annual Independent Public Accountant's Servicing Report
    Pooling and Servicing Agreement
    Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2005-C3

To Whom It May Concern:

As of and for the year ended December 31, 2005, LNR Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, LNR Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LNR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc:  Midland Loan Services
     CMBS Surveillance Department
     10851 Mastin, Suite 700, Building 82
     Overland Park, KS 66210
     President





1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601

[PAGE]

CSFB 2005-C3
March 13, 2006
Page 2



NCB, FSB
1725 I Street, NW
Washington, DC 20006
Kathleen Luzik

Moody's Investors Service Inc.
99 Church Street
New York, NY 10007
Commercial MBS Monitoring Dept.

Standard & Poor's Ratings Services
55 Water Street
New York, NY 10041-0003
CMBS Surveillance Department

Credit Suisse First Boston LLC
11 Madison Avenue, 5th Floor
New York, NY 10010
Edmund Taylor

CBA Mezzanine Capital Finance, LLC
51 JFK Parkway, 4th Floor East
Short Hills, NJ 07078
Martin T. Lanigan





  EX-99.2 (b)
(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1





  EX-99.2 (c)
(logo) NCB FSB
A National Cooperative Bank Company


March 10, 2006


BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204


We are providing this letter in connection with your examination of our assertion that National Consumer Cooperative Bank (NCCB) complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.


We confirm, to the best of our knowledge and belief, the following:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of NCCB's compliance with the minimum servicing standards.

4. We have disclosed to you all known non-compliance with the minimum servicing standards.

5. We have made available to you all documentation related to compliance with the minimum servicing standards.

6. We have disclosed any communication from regulatory agencies, internal auditors and other practitioners concerning possible non-compliance with the minimum servicing standards, including communications received between December 31, 2005 and through the date of this letter.

7. We have disclosed to you any known non-compliance occurring subsequent to December 31, 2005 through the date of this letter.


(page)


BKD, LLP
March 10, 2006
Page 2


8. As of and for the year ended December 31, 2005, we attest that NCCB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced single family and share real estate loans. As of and for this same period, we attest that NCCB had in effect an errors and omissions policy in the amount of $10,000,000 and a fidelity bond in the amount of $10,000,000.


/s/ Steve Brookner
Steve Brookner,
Executive Managing Director

/s/ Kathleen Luzik
Kathleen Luzik,
Managing Director





  EX-99.2 (d)
(logo) NCB FSB
A National Cooperative Bank Company

March 10, 2006


BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204

We are providing this letter in connection with your examination of our assertion that NCB, FSB complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.

We confirm, to the best of our knowledge and belief, the following:

  1. We are responsible for complying with the minimum servicing standards in the USAP.

  2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

  3. We have performed an evaluation of NCB, FSB's compliance with the minimum servicing standards.

  4. We have disclosed to you all known non-compliance with the minimum servicing standards.

  5. We have made available to you all documentation related to compliance with the minimum servicing standards.

  6. We have disclosed any communication from regulatory agencies, internal auditors and other practitioners concerning possible non-compliance with the minimum servicing standards, including communications received between December 31, 2005 and through the date of this letter.

  7. We have disclosed to you any known non-compliance occurring subsequent to December 31, 2005 through the date of this letter.


(page)


BKD, LLP
March 10, 2006
Page 2




  8. As of and for the year ended December 31, 2005, we attest that NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced single family and share real estate loans. As of and for this same period, we attest that NCB, FSB had in effect an errors and omissions policy in the amount of $10,000,000 and a fidelity bond in the amount of $10,000,000.



/s/ Steve Brookner
Steve Brookner, CEO

/s/ Kathleen Luzik
Kathleen Luzik, COO





  EX-99.3 (a)
CERTIFICATE OF OFFICER
OF
LNR PARTNERS, INC.

Pooling and Servicing Agreement
dated as of June 1, 2005, (the "Agreement"), by and among Credit Suisse Mortgage Securities Corporation., as Depositor, Midland Loan Services, Inc., as Master Servicer No. 1, NCB, FSB, as Master Servicer No. 2 Wells Fargo Bank, N. A., as Trustee,
National Consumer Cooperative Bank as Special Servicer No. 2
and LNR Partners, Inc., as Special Servicer No. 1
(CSFB 2005-C3)


The undersigned, Susan K. Chapman, as Vice President of LNR Partners, Inc., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that to the best of my knowledge the Company has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects throughout the preceding year ended December 31, 2005 and that there has been no material default of the Company relating to the Agreement. The Company has received no notice regarding qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2006.



/s/ Susan K. Chapman
Susan K. Chapman
Vice President
LNR Partners, Inc.





  EX-99.3 (b)
(logo) MIDLANDLOANSERVICES

03/08/2006

Ms. Nikora P. Groomes
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA          21045-1951

Via UPS
(410) 884-2020

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

3/8/06
Date


A member of The PNC Financial Services Group

10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965

www.midlandls.com 913 253 9000 T   913 253 9001 F

(page)

(logo)


cc:

Mr. Edmund Taylor
Credit Suisse First Boston Mortgage Securities Corporation
11 Madison Avenue
New York, NY 10010-0000

Mr. Steven J. Bjerke
DSHI Opco LLC
1601 Washington Ave
Miami Beach, Florida 33139

Attn: Commercial Mortgage Surveillance
Moody's Investor Services, Inc.
99 Church Street, 4th Floor
New York, NY 10007-0000

Attn: CMBS Surveillance
Standard & Poor's Ratings Services
55 Water Street, 41st Floor
New York, NY 10041-0000





  EX-99.3 (c)
(logo) NCB FSB
 A National Cooperative Bank Company


March 10, 2006

CSFB Mortgage Securities Corp.
Attn: Edmund Taylor
11 Madison Avenue, 5th Floor
New York, NY 10010


RE: Annual Statement as to Compliance
    CSFB Series 2005-C3


Dear Sir/Madam:


In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.


a. A review of the activities of the Special Servicer during the preceding calendar year and of its performance under the Pooling and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Special Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

c. We have received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC as a REMIC or the Grantor Trust as a grantor trust from the IRS or any other governmental agency or body.


Sincerely,

/s/ Michelle Connelly
Michelle Connelly
Vice President, Investor Compliance
NCB
NCB, FSB


  EX-99.3 (d)
(logo) NCB FSB
A National Cooperative Bank Company


March 10, 2006


Wells Fargo
Corporate Trust Office - CMBS
Attn: Nikora Groomes
9062 Old Annapolis Road
Columbia, MD 21045-1951

RE: Annual Statement as to Compliance
    CSFB Series 2005-C3

Dear Sir/Madam:

In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Pooling and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Master Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

c. We have received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC as a REMIC or the Grantor Trust as a grantor trust from the IRS or any other governmental agency or body.



Sincerely,
/s/ Michelle Connelly
Michelle Connelly
Vice President, Investor Compliance
NCB
NCB, FSB





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,072,137.81          3,585,955.05                 0.00              49,278,044.95
   A-1-A                          9,372,225.02          1,102,248.20                 0.00             401,505,751.80
   A-2                            3,987,637.92                  0.00                 0.00             176,757,000.00
   A-3                            1,849,522.86                  0.00                 0.00              79,635,000.00
   A-4                            8,728,401.36                  0.00                 0.00             372,531,000.00
   A-AB                           1,418,112.90                  0.00                 0.00              61,470,000.00
   A-J                            3,221,570.04                  0.00                 0.00             135,048,000.00
   A-M                            3,871,386.78                  0.00                 0.00             163,695,000.00
   A-SP                           6,001,270.78                  0.00                 0.00           1,572,778,000.00
   A-X                              549,800.16                  0.00                 0.00           1,632,262,229.75
   A-Y                               92,964.03                  0.00                 0.00             183,624,308.02
   B                                849,101.82                  0.00                 0.00              34,785,000.00
   C                                405,321.18                  0.00                 0.00              16,370,000.00
   D                                356,714.34                  0.00                 0.00              14,323,000.00
   E                                414,160.98                  0.00                 0.00              16,370,000.00
   F                                485,767.86                  0.00                 0.00              20,462,000.00
   G                                437,870.76                  0.00                 0.00              16,369,000.00
   H                                488,023.98                  0.00                 0.00              18,416,000.00
   J                                137,798.10                  0.00                 0.00               6,138,000.00
   K                                183,753.24                  0.00                 0.00               8,185,000.00
   L                                137,820.54                  0.00                 0.00               6,139,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                 91,865.40                  0.00                 0.00               4,092,000.00
   N                                 91,865.40                  0.00                 0.00               4,092,000.00
   O                                137,820.54                  0.00                 0.00               6,139,000.00
   P                                459,292.99                  0.00                 0.00              20,462,433.00
   R                                      0.00                  0.00                 0.00                       0.00
   RCS-IO                           249,471.67                  0.00                 0.00              40,703,837.69
   V                                      0.00                  0.00                 0.00                       0.01